Form 10-Q
period 2014-03-31
Zubra Inc.
filed 2014-05-14
CIK 1598776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

Commission file number: 333-194170

ZUBRA INC.
(Exact name of Registrant as specified in its charter)

Delaware	42-1777914
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

717 N. Union Street, #114, Wilmington, DE	19805
(Address of principal executive offices)	(Zip Code)

(302) 918 2382
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

N/A	N/A
Title of each class	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:

Shares of Common Stock, $0.001 par value
Title of Class

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of March 31, 2014, there were 1,600,000 shares of the Registrant's common stock issued and outstanding.

ZUBRA INC.
(A Development Stage Company)

BALANCE SHEETS
(Unaudited)

	March 31, 2014	December 31, 2013

ASSETS

Current assets:
Cash and cash equivalents	$10,268	$23,915
Total assets	$10,268	$23,915

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accrued expenses	$14,483	$20,025
Total liabilities	14,483	20,025

Stockholders’ deficit
Common stock, 150,000,000 shares authorized, par value $0.001, 1,600,000 issued and outstanding	1,600	1,600
Additional paid-in capital	22,400	22,400
Deficit accumulated during the development stage	(28,215)	(20,110)
Total stockholders’ deficit	(4,215)	3,890
Total liabilities and stockholders' deficit	$10,268	$23,915

The accompanying notes should be read in conjunction with the condensed financial statements

ZUBRA INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)

	Three months Ended March 31, 2014	Three months Ended March 31, 2013	For the period From December 14, 2011 (inception) to March 31, 2014

Revenue	$-	$-	$-
General and administrative expenses	(8,105)	-	(28,215)
Loss from operation	(8,105)	-	(28,215)
Net loss for the period	$(8,105)	$-	$(28,215)

Net loss per share -
Basic and diluted	$(0.005)	$-
Weighted average shares outstanding Basic and diluted	1,600,000	-

The accompanying notes should be read in conjunction with the condensed financial statements

ZUBRA INC.
(A Development Stage Company)

STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three months Ended March 31, 2014	Three months Ended March 31, 2013	For the period From December 14, 2011 (inception) to March 31, 2014

Net loss	$(8,105)	$-	$(28,215)
Other comprehensive income	-	-	-
Total comprehensive loss	$(8,105)	$-	$(28,215)

The accompanying notes should be read in conjunction with the condensed financial statements

ZUBRA INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)

	For three months Ended March 31, 2014	For three months Ended March 31, 2013	For the period from December 14, 2011 (inception) to March 31, 2014
Cash flow from operating activities:
Net loss for the period	$(8,105)	$-	$(28,215)
Adjustments to reconcile net loss to net cash used in operating activities:
(Decrease)/Increase in accrued expenses	(5,542)	-	14,483

Net cash provided by operating activities	(13,647)	-	(13,732)

Cash flow from financing activities:
Additional paid-in capital	-	-	24,000
Net cash provided by financing activities	-	-	24,000

Net decrease in cash and cash equivalent	(13,647)	-	10,268
Beginning of period	23,915	-	-
End of period	$10,268	$-	$10,268

Supplemental disclosure:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes should be read in conjunction with the condensed financial statements

ZUBRA INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Organization and activities

ZUBRA INC. (the “Company”), was incorporated in Delaware on December 14, 2011. The Company business plan is to engage in electronic commerce ("ecommerce") through planned collective buying website. The Company target focus is to provide significant discounts to businessmen and tourists by allowing them to buy group coupons for local services. .

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company has prepared the accompanying unaudited condensed financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions of Form 10-Q and Article 10-01 of Regulations S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly The Company’s interim financial information.

The accompanying unaudited condensed financial statements and the related notes should be read in conjunction with the Company’s financial statements and related notes as contained in the Company’s Annual Report on Form S-1/A for the year ended December 31, 2013.

Use of estimates

The preparation of condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. .

NOTE 3 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in a development stage, has not generated any revenues since inception and has sustained a net loss of $28,215 as of March 31, 2014. The ability of the Company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of its business plan. Management intends to raise additional funds through public or private placement offerings, and related party loans. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Zubra was incorporated in the State of Delaware on December 14, 2011. Our business plan is to engage in electronic commerce ("ecommerce") through our planned collective buying website. Our target focus is to provide significant discounts to businessmen and tourists by allowing them to buy group coupons for local restaurants, hotels, spas, tourist attractions and bars in major cities in Israel. To date, we have begun operations but have yet to generate any revenues and have reserved a domain name for the company at www.zubrainc.com. Our officers and directors have begun conceptual work on our website.

We are a development stage company and have begun business operations including but not limited to the initial development of our website as indicated above and locating businesses to offer their discounted products or services on our e-commerce website. However, we have not generated any revenues to this date.

Our Company's business can be categorized as an e-commerce concept. Our business concept is such that we will offer a discount on a single product or service each day for a variety of cities in Israel. This deal is offered for sale with a highly reduced price, members of our site (to buy a product or service a user must register as a member and members can be registered at any time at no cost) will have the opportunity to get 50 percent off or more from a product or service. In order to be able to obtain the highly discounted savings, we will need to have a minimum number of items that have to be sold before everyone can get the savings. Once the target threshold is met, the member pays for the product or service directly online, the funds come into a Zubra account, and in turn, the member will receive a voucher into their email mailbox that can be used during a specified period of time. We then pass a portion of the funds to the retailer. We have not yet negotiated the percentage we will receive and the percentage the retailer will receive. Current industry models (in the US -- Groupon, Living Social etc.) suggest that the initial split of the price by the member will be 50% to the service or product provider and 50% to Zubra. As we expand and develop, the percentages may be subject to change and as inducements to sign with Zubra, businesses may be offered a different percentage split.

What we do is find local restaurants, spas, or other businesses that are willing to provide large discounts, provided that their name is spread to a number of registered members. Our Company advertises the business by offering the coupons online, and takes a percentage of the revenues from the retailer that offered the deal.

At this time, we have no revenue and no significant assets. As of March 31, 2014, the Company has an accumulated net loss of $28,215, limited liquidity and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs for the next twelve month period. The Company's officers and Directors are willing on a limited basis to loan or advance any additional capital to the Company, such as for the costs associated with the preparation and filing of reports with the Securities and Exchange Commission. The continuation of Zubra as a going concern is dependent upon financial support from its stockholders, the ability of Zubra to obtain necessary equity financing to continue operations, and the attainment of profitable operations. To meet our cash needs, from inception to date we have raised approximately $24,000 in a private placement offering, and as of March 31, 2014 we had $10,268 cash on hand. We believe we will need to raise $40,000 over the next 12 months to continue our business operations. These estimates may change depending on the nature of our future business activities and our ability to raise capital from shareholders or other sources.

Our Registration went live on April 17, 2014. Our officers have not yet begun to raise funds pursuant to the registration.

From inception through March 31, 2014, our business operations have primarily been focused on developing our business and researching the market. From inception (December 14, 2011) through March 31, 2014, the Company has sustained a net loss of $28,215 related to corporate operations, registration of our shares and ordinary business expenses. We have not generated any revenue from business operations. All cash currently held by us is the result of the sale of common stock to our directors and officers.

On November 13, 2013, the Corporation issued 1,600,000 shares of common stock to its two directors, for total consideration of $24,000, for initial capital (stock subscription receivable). The proceeds from this stock issuance were received on December 5, 2013.

As of the date of this quarterly report, we have not yet fully implemented our business plan.

To be successful, our company needs to accomplish the steps described above and in the business section of our registration statement that went effective in April 2014, in order to have a better understanding of the Market and then establish our Marketing strategies. Our company believes that the success of our business relies on the proper execution of its plan of operation.

Results of Operations

For the three month period ended March 31, 2014, we had no revenue. Expenses for the period totaled $ 8,105 resulting in a net loss of $8,105. Since inception (December 14, 2011) through March 31, 2014 we had no revenue and total expenses of $28,215.

The expenses for the three month period ended March 31, 2014 are associated with the registration of our shares and other professional services.

Capital Resources and Liquidity

As of March 31, 2014 we total assets in the form of cash in the amount $10,268 and current liabilities in the amount of $14,483.

The Company is in a development stage, has not generated any revenues since inception and has sustained a net loss of $28,847 as of March 31, 2014.As a result, there is a substantial doubt if we can continue as an on-going business for the next twelve months unless we obtain additional capital. No substantial revenues are anticipated until we have completed the financing from our intended offering and implemented our plan of operations. Our only source for cash at this time is investments by others in our effective registration statement. We must raise additional cash to implement our strategy and stay in business. In the event of the failure to complete our financing we would need to seek capital from other resources such as debt financing, which may not even be available to us.

Management believes that if subsequent private placements are successful, we will generate sales revenue within the following twelve months thereof. However, additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

We do not anticipate researching any further products or services other than the ones described hereinabove nor the purchase of any significant equipment. Our company believes that, due to the fact that we have not implemented our business plan and have not generated any revenues yet, it is important to keep the focus on our business plan before starting researching for new products and services, depending on the results of our plan of operation We also do not expect any significant additions to the number of employees, as the company intends to hire third party consultants when necessary.

The Company’s President and Director, Mr. Yitzchak Shtinowitz has indicated at this time that he may be willing to provide funds required to maintain the reporting status in the form of a non secured loan for the next twelve months as the expenses are incurred if no other proceeds are obtained by the Company. However, there is no contract in place or written agreement securing this agreement. Management believes if the Company cannot maintain its reporting status with the SEC it will have to cease all efforts directed towards the Company. As such, any investment previously made would be lost in its entirety.

Off-balance sheet arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect or change on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the Company is a party, under which the Company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

CRITICAL ACCOUNTING POLICIES

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures of contingent assets and liabilities as of the date of the financial statements and during the applicable periods. We base these estimates on historical experience and on other factors that we believe are reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions and could have a material impact on our financial statements.

Refer to Note 1 to the Financial Statements entitled “Summary of Significant Accounting Policies” included in this Annual Report for a discussion of accounting policies utilized by the Company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our president (who is acting as our principal executive officer) and our chief financial officer (who is acting as our principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of March 31, 2014, the end of the three-month period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our president and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and our chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us. However, from time to time, we may become a party to certain legal proceedings in the ordinary course of business.

Item 1A. Risk Factors.

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description

3.1	Articles of Incorporation (Incorporated by reference from our Registration Statement on Form S-1).

3.2	Bylaws (Incorporated by reference from our Registration Statement on Form S-1).

31*	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of Yisrael Meir Fromer

32*	Section 906 Certification of the Sarbanes-Oxley Act of 2002 of Yisrael Meir Fromer

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
_________
* Filed herewith.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZUBRA INC.

Dated: May 14, 2014	By:	/s/ Yitzhak Shtinowitz
Yitzhak Shtinowitz
President, Chief Executive Officer, Chief Financial Officer and a member of the Board of Directors (who also performs as the Principal Executive and Principal Financial and Accounting Officer)