Form 10-Q
period 2014-06-30
Zubra Inc.
filed 2014-08-14
CIK 1598776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of June 30, 2014, there were 1,612,000 shares of the Registrant's common stock issued and outstanding.

ZUBRA INC.
(A Development Stage Company)

BALANCE SHEETS
(Unaudited)

	June 30, 2014	December 31, 2013

ASSETS
Current Assets:
Cash and cash equivalents	$8,365	$23,915
Total Assets	$8,365	$23,915

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accrued expenses	$3,344	$20,025
Total Liabilities	3,344	20,025

Shareholders’ Equity
Common shares, $0.001 par value, 150,000,000 shares authorized; 1,612,000 and 1,600,000 issued and outstanding as of June 30,2014 and December 31, 2013, respectively	1,612	1,600
Additional paid-in capital	25,388	22,400
Deficit accumulated during the development stage	(21,979)	(20,110)
Total shareholders’ equity	5,021	3,890
Total liabilities and shareholders' equity	$8,365	$23,915

The accompanying notes should be read in conjunction with the condensed financial statements

ZUBRA INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Six months ended		For the period From December 14, 2011 (inception) to
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013	June 30, 2014

Revenue	$-	$-	$-	$-	$-

General and administrative income (expenses)	6,236	-	(1,869)	-	(21,979)
Income (loss) from operation	6,236	-	(1,869)	-	(21,979)
Net Income (loss) for the period	$6,236	$-	$(1,869)	$-	$(21,979)

Net income (expenses) per share
Basic and diluted	$0.004	$-	$(0.001)	$-

Weighted average shares outstanding Basic and diluted	1,602,000	-	1,601,000	-

The accompanying notes should be read in conjunction with the condensed financial statements

ZUBRA INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended		For the period from December 14, 2011 (inception) to
	June 30, 2014	June 30, 2013	June 30, 2014
Cash flows from operating activities:
Net loss for the period	$(1,869)	$-	$(21,979)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase (decrease) in accrued expenses	(16,681)	-	3,344
Cash used in operating activities	(18,550)	-	(18,635)

Cash flows from financing activities:
Proceeds from issuance of common shares	3,000	-	27,000
Net cash provided by financing activities	3,000	-	27,000

Net increase (decrease) in cash and cash equivalents	(15,550)	-	8,365
Beginning of period	23,915	-	-
End of period	$8,365	$-	$8,365

Supplemental disclosure:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes should be read in conjunction with the condensed financial statements

ZUBRA INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Organization and Activities

ZUBRA INC. (the “Company”), was incorporated in Delaware on December 14, 2011. The Company business plan is to engage in electronic commerce ("ecommerce") through planned collective buying website. The Company target focus is to provide significant discounts to businessmen and tourists by allowing them to buy group coupons for local services. .

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NOTE 3 – GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in a development stage, has not generated any revenues since inception and has sustained a net loss of $21,979 as of June 30, 2014. The ability of the Company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of its business plan. Management intends to raise additional funds through public or private placement offerings, and related party loans. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 – EQUITY

Issuance of Common Shares
On June 15, 2014, The Company issued 12,000 Common Shares to new shareholders in consideration for $3,000, pursuant to the registration statement filed under Form S-1/A of the Securities Act of 1933.

NOTE 5 – RECENT ACCOUNTING PRONOUNCEMENT

In June 2014, the FASB issued ASU No. 2014-10, Development stage entities (Topic 915): the amendments in this update remove the definition of a development stage entity from the master glossary of the accounting standards codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from US GAAP. In addition, the amendments eliminate the requirements for development stage entities. For public entities, the amendments related to the elimination of inception-to-date information and the other remaining disclosures will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods therein. The amendment eliminating the exception to the sufficiency-of-equity-at-risk criterion for development stage entities should be applied retrospectively for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued. The Company expects to adopt ASU 2014-10 in the near future and does not expect this adoption to have a material impact on its financial condition, results of operations or cash flows.

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

We are a development stage company and have begun business operations including but not limited to the initial development of our website and locating businesses to offer their discounted products or services on our e-commerce website. However, we have not generated any revenues to this date.

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

At this time, we have no revenue and no significant assets. As of June 30, 2014, the Company has an accumulated net loss of $21,979, limited liquidity and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs for the next twelve month period. The Company's officers and Directors are willing on a limited basis to loan or advance any additional capital to the Company, such as for the costs associated with the preparation and filing of reports with the Securities and Exchange Commission. The continuation of Zubra as a going concern is dependent upon financial support from its stockholders, the ability of Zubra to obtain necessary equity financing to continue operations, and the attainment of profitable operations. To meet our cash needs, from inception to date we have raised approximately $27,000 in a private placement offering. We believe we will need to raise $40,000 over the next 12 months to continue our business operations. These estimates may change depending on the nature of our future business activities and our ability to raise capital from shareholders or other sources.

Our Registration went live on April 17, 2014. Our officers have begun to raise funds pursuant to the registration and have raised $3,000.

From inception through June 30, 2014, our business operations have primarily been focused on developing our business and researching the market. From inception (December 14, 2011) through June 30, 2014, the Company has sustained a net loss of $21,979 related to corporate operations, registration of our shares and ordinary business expenses. We have not generated any revenue from business operations. All cash currently held by us is the result of the sale of common stock to our directors and officers.

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

Results of Operations

For the three month period ended June 30, 2014, we had no revenue. Income for the period totaled $6,236. For the six month period ending June 30, 2014 we had no revenue and a net loss of $1,869. Since inception (December 14, 2011) through June 30, 2014 we have had no revenue and total a net loss of $21,979.

The expenses for the three month period ended June 30, 2014 are associated with the placement of our shares as described in the effective registration statement and other professional services.

Capital Resources and Liquidity

As of June 30, 2014 we total assets in the form of cash in the amount $8,365 and current liabilities in the amount of $3,344.

With respect to the December 31, 2013 audited financial statements, our auditors have issued an emphasis of matter regarding “going concern”, meaning that there is substantial doubt if we can continue as an on-going business for the next twelve months unless we obtain additional capital. No substantial revenues are anticipated until we have completed the financing from our intended offering and implemented our plan of operations. Our only source for cash at this time is investments by others in our effective registration statement. We must raise additional cash to implement our strategy and stay in business. In the event of the failure to complete our financing we would need to seek capital from other resources such as debt financing, which may not even be available to us.

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

As of June 30, 2014, the end of the three-month period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our president and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and our chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
______________
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

ZUBRA INC.

Dated: August 11, 2014	By:	/s/ Yitzhak Shtinowitz
Yitzhak Shtinowitz
President, Chief Executive Officer, Chief Financial Officer and a member of the Board of Directors (who also performs as the Principal Executive and Principal Financial and Accounting Officer)