Form 10-Q
period 2014-09-30
Zubra Inc.
filed 2014-11-13
CIK 1598776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of September 30, 2014, there were 1,648,000 shares of the Registrant's common stock issued and outstanding.

ZUBRA INC.

BALANCE SHEETS (Unaudited)

	September 30, 2014	December 31, 2013
		Audited
ASSETS
Current Assets:
Cash and cash equivalents	$12,951	$23,915
Total Assets	12,951	23,915

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accrued expenses	3,844	20,025
Total Liabilities	3,844	20,025

Shareholders’ Equity
Common shares, $0.001 par value, 150,000,000 shares authorized; 1,648,000 and 1,600,000 issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	1,648	1,600
Additional paid-in capital	34,352	22,400
Accumulated loss	(26,893)	(20,110)
Total Shareholders’ Equity	9,107	3,890
Total Liabilities and Shareholders' Equity	$12,951	$23,915

The accompanying notes should be read in conjunction with the condensed financial statements

ZUBRA INC.

STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended		Nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

Revenue	$-	$-	$-	$-
General and administrative expenses	(4,914)	-	(6,783)	-
Loss from operation	(4,914)	-	(6,783)	-
Net loss for the period	$(4,914)	$-	$(6,783)	$-

Net loss per share - Basic and diluted	$(0.003)	$-	$(0.004)	$-
Weighted average shares outstanding Basic and diluted	1,642,000	-	1,614,667	-

The accompanying notes should be read in conjunction with the condensed financial statement

ZUBRA INC.

STATEMENTS OF CASH FLOWS (Unaudited)

	Nine months ended
	September 30, 2014	September 30, 2013
Cash flows from operating activities:
Net loss for the period	$(6,783)	$-
Adjustments to reconcile net loss to net cash used in operating activities:
Decrease in accrued expenses	(16,181)	-
Cash used in operating activities	(22,964)	-

Cash flows from financing activities:
Proceeds from issuance of common share	12,000	-
Net cash provided by financing activities	12,000	-

Net decrease in cash and cash equivalents	(10,964)	-
Beginning of period	23,915	-
End of period	$12,951	$-

Supplemental disclosure:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

The Company began limited business operations including but not limited to initial development of website, capital raising and identifying potential businesses to offer their discounted products and services on the Company's e-commerce website. The Company has not generated any revenue to date and there is no assurance that the Company will be able to generate product revenue or to achieve profitability.

The Company is subjected to a number of risks factors, including, but not limited to, the need to obtain adequate additional funding, creation of successful cooperation with potential suppliers, the ability to obtain a highly discount saving for the Company’s offered products, the development of competitors and to successfully commercialize the Company’s offered products and services.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company has prepared the accompanying unaudited condensed financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions of Form 10-Q and Article 10-01 of Regulations S-X of the U.S Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s interim financial information.

The accompanying unaudited condensed financial statements and the related notes should be read in conjunction with the Company’s financial statements and related notes as contained in the Company’s Annual Report on Form S-1/A for the year ended December 31, 2013. The Company elected to early adopt the provisions of ASU No. 2014-10 as permitted (please see in note 5 in this report), for the fiscal quarter ended September 30, 2014.

The Company’s accounting policies are described in its Annual Report on Form S-1/A, and updated, as necessary, in this Quarterly Report on Form 10-Q.

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

ZUBRA INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 3 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in a development stage, has not generated any revenues since inception and has sustained an accumulated loss of $26,893 as of September 30, 2014. The ability of the Company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of its business plan. Management intends to raise additional funds through public or private placement offerings, and related party loans. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 - EQUITY

Issuance of Common Shares

On June 15 and July 15 2014, The Company issued 12,000 and 36,000 Common Shares, respectively, to new shareholders in consideration for $3,000 and $9,000 respectively, pursuant to the registration statement filed under Form S-1/A of the Securities Act of 1933.

NOTE 5 - RECENT ACCOUNTING PRONOUNCEMENTS

In June 2014, the FASB issued ASU No. 2014-10, Development stage entities (Topic 915): the amendments in this update remove the definition of a development stage entity from the master glossary of the accounting standards codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from US GAAP. In addition, the amendments eliminate the requirements for development stage entities. For public entities, the amendments related to the elimination of inception-to-date information and clarify how entities should disclosure the risks and uncertainties related to their activities. The amendments will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods therein. The amendment eliminating the exception to the sufficiency-of-equity-at-risk criterion for development stage entities should be applied retrospectively for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued. The Company elected to early adopt the provisions of ASU No. 2014-10 as permitted, for the fiscal quarter ended September 30, 2014. The adoption of this ASU allows the Company to remove the inception to date information and all references to development stage. The adoption of ASU 2014-10 has no impact on the Company's financial position, results of operations and cash flows.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern: the amendment provides guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. ASU 2014-15 applies prospectively to annual periods ending after December 15, 2016, and to annual and interim periods thereafter. Early application is permitted. The Company expected to adopt ASU 2014-15 in the near future and does not expect this adoption to have a material impact on its financial position, results of operations and cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We caution you that this report contains forward-looking statements regarding, among other things, financial, business, and operational matters.

All statements that are included in this Quarterly Report, other than statements of historical fact, are forward-looking statements. Forward-looking statements involve known and unknown risks, assumptions, uncertainties, and other factors. Statements made in the future tense, and statements using words such as “may,” “can,” “could,” “should,” “predict,” “aim’” “potential,” “continue,” “opportunity,” “intend,” “goal,” “estimate,” “expect,” “expectations,” “project,” “projections,” “plans,” “anticipates,” “believe,” “think,” “confident” “scheduled” or similar expressions are intended to identify forward-looking statements. Forward-looking statements are not a guarantee of performance and are subject to a number of risks and uncertainties, many of which are difficult to predict and are beyond our control. These risks and uncertainties could cause actual results to differ materially from those expressed in or implied by the forward-looking statements, and therefore should be carefully considered. We caution you not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We disclaim any obligation to update any of these forward-looking statements as a result of new information, future events, or otherwise, except as expressly required by law. References in this Form 10-Q, unless another date is stated, are to September 30, 2014. As used herein, the "Company," “Zubra,” "we," "us," "our" and words of similar meaning refer to Zubra Inc.

Zubra was incorporated in the State of Delaware on December 14, 2011. Our business plan is to engage in electronic commerce ("ecommerce") through our planned collective buying website. Our target focus is to provide significant discounts to businessmen and tourists by allowing them to buy group coupons for local restaurants, hotels, spas, tourist attractions and bars in major cities in Israel. To date, we have begun operations but have yet to generate any revenues and have reserved a domain name for the company at www.zubrainc.com. Our officers and directors have begun conceptual work on our website and have begun to approach potential advertisers and sellers to our site.

The Company began limited business operations including but not limited to the initial development of our website and locating businesses to offer their discounted products or services on our e-commerce website. However, while we have approached potential users we have not signed any contracts and we have not generated any revenues to this date.

Our Company's business can be categorized as an e-commerce concept. Our business concept is such that we will offer a discount on a single product or service each day for a variety of cities in Israel. This deal is offered for sale with a highly reduced price, members of our site (to buy a product or service a user must register as a member and members can be registered at any time at no cost) will have the opportunity to get 50 percent off or more from a product or service. In order to be able to obtain the highly discounted savings, we will need to have a minimum number of items that have to be sold to get the required discount. Once the target threshold is met, the member pays for the product or service directly online, the funds come into a Zubra account, and in turn, the member will receive a voucher into their email mailbox that can be used during a specified period of time. We then pass a portion of the funds to the retailer. We have not yet negotiated the percentage we will receive and the percentage the retailer will receive. Current industry models (in the US -- Groupon, Living Social etc.) suggest that the initial split of the price by the member will be 50% to the service or product provider and 50% to Zubra. As we expand and develop, the percentages may be subject to change and as inducements to sign with Zubra, businesses may be offered a different percentage split.

What we do is find local restaurants, spas, or other businesses that are willing to provide large discounts, provided that their name is spread to a number of registered members. Our Company advertises the business by offering the coupons online, and takes a percentage of the revenues from the retailer that offered the deal.

At this time, we have no revenue and no significant assets. As of September 30, 2014, the Company has an accumulated net loss since inception of $26,893, limited liquidity and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs for the next twelve month period. The Company's officers and Directors are willing on a limited basis, without any obligation, to loan or advance any additional capital to the Company, such as for the costs associated with the preparation and filing of reports with the Securities and Exchange Commission. However, there is no contract in place or written agreement securing this intent. The continuation of Zubra as a going concern is dependent upon financial support from its stockholders, the ability of Zubra to obtain necessary equity financing to continue operations and the attainment of profitable operations. To meet our cash needs, from inception to date we have raised $36,000 of which $24,000 in a private placement offering to our officers and directors and $12,000 from the sale of common stock pursuant to our Registration. We believe we will need to raise $30,000 over the next 12 months to continue our business operations. These estimates may change depending on the nature of our future business activities and our ability to raise capital from shareholders or other sources.

Our Registration went live on April 17, 2014. Our officers have begun to raise funds pursuant to the registration and have raised $12,000.

From inception (December 14, 2011) through September 30, 2014, our business operations have primarily been focused on developing our business, contacting potential users and researching the market. From inception through September 30, 2014, the Company has sustained a net loss of $26,893 related to corporate operations, registration of our shares and ordinary business expenses. We have not generated any revenue from business operations. All cash currently held by us is the result of the sale of common stock to our directors and officers.

On November 13, 2013, the Corporation issued 1,600,000 shares of common stock to its two directors, for total consideration of $24,000. The proceeds from this share issuance were received on December 5, 2013. In June and July 2014 we issued an additional 48,000 shares of common stock pursuant to our Registration Statement for a total of $12,000.

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

Results of Operations

For the three month period ended September 30, 2014, we had no revenue and a net loss of $4,914. For the nine month period ended September 30, 2014 we had no revenue and a net loss of $6,783. Since inception through September 30, 2014 we have had no revenue and a net loss of $26,893.

The expenses for the nine month period ended September 30, 2014 are associated with the placement of our shares as described in the effective registration statement and other professional services.

Capital Resources and Liquidity

As of September 30, 3014 we had total assets in the form of cash in the amount of $12,951 and current liabilities in the amount of $3,844.

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

As of the date of the filing of this quarterly report, we believe that there have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2014 from our accounting policies as reported in our Annual Report on Form S-1/A for the year ended December 31, 2013.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our president (who is acting as our principal executive officer, principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of September 30, 2014, the end of the three-month period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our president of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ZUBRA INC.

Dated: November 13, 2014	By:	/s/ Yitzhak Shtinowitz
Yitzhak Shtinowitz
President, Chief Executive Officer, Chief Financial Officer and a member of the Board of Directors (who also performs as the Principal Executive and Principal Financial and Accounting Officer)

